Form 10QSB
period 2002-03-31
DAKOTA DISTRIBUTION INC
filed 2003-11-14
CIK 1140454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 1,000,000.

                            DAKOTA DISTRIBUTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


Part I Financial Information                                                Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2002 (unaudited) and December 31, 2001 ..................... 3

        Unaudited Condensed Statements of Operations for the
        three months ended , 2002 and 2001, and cumulative
        from inception on December 31, 1998 through March 31, 2002............ 4

        Unaudited Condensed Statements of Cash Flows for the
        three months ended March 31, 2002 and 2001, and cumulative from inception on December 31,1998 through March 31, 2002 ............ 5

        Statement of Changes in Stockholders' equity for the period from
        December 31, 1998 to March 31, 2002 (unaudited) ...................... 6

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

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form 8-K ..................................... 7

Signatures ................................................................... 8

Part I Financial Information

Item 1. Financial Statements


                            DAKOTA DISTRIBUTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                  March, 31    December 31,
                                                    2002           2001
                                               -------------- --------------
                                                 (unaudited)
                                     ASSETS
                                  ------------


 ASSETS                                         $           -  $           -
                                               ============== ==============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Shareholder advances                     $      12,950  $      11,240
                                               -------------- --------------


       Total Current Liabilities                       12,950         11,240
                                               -------------- --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized,1,000,000 issued and
  outstanding                                           1,000          1,000
    Paid-in capital                                     1,800          1,800
     (Deficit) accumulated during the
      development stage                               (15,750)       (14,040)
                                               -------------- --------------



Total Stockholders' Equity (Deficit)                  (12,950)       (11,240)
                                               -------------- --------------


                                                 $          -  $           -
                                               ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            DAKOTA DISTRIBUTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Cumulative
                                                                 from
                                                                July 16,
                                      Three Months Ended         1998
                                           March 31,          (Inception)
                                  -------------------------       to
                                        2002         2001    March 31, 2002
                                  ------------ ------------ ----------------

REVENUES                           $         -  $         -  $             -
                                  ------------ ------------ ----------------

EXPENSES
    General and administrative           1,710          960           15,750
                                  ------------ ------------ ----------------

    Total expenses                       1,710          960           15,750
                                  ------------ ------------ ----------------

NET (LOSS)                         $    (1,710) $      (960) $       (15,750)
                                  ============ ============ ================

NET (LOSS) PER SHARE                      *            *
                                  ============ ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          1,000,000    1,000,000
                                  ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            DAKOTA DISTRIBUTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cumulative
                                                                                   from
                                                                                 July, 16
                                                        Three Months Ended        1998
                                                            March 31,          (Inception)
                                                  -------------------------         to
                                                       2002         2001      March 31, 2002
                                                  ------------ ------------ ------------------
 OPERATING ACTIVITIES

    Net ( loss)                                    $    (1,710) $      (960)  $        (15,750)

      Net Cash (Used) by Operating Activities           (1,710)        (960)           (15,750)
                                                  ------------ ------------ ------------------

NET (DECREASE) IN CASH                                  (1,710)        (960)           (15,750)
                                                  ------------ ------------ ------------------
FINANCING ACTIVITIES
    Shareholder advances                                 1,710          960             12,950
    Proceeds from sale of common stock                                                   2,800
                                                  ------------ ------------ ------------------

                                                         1,710          960             15,750
                                                  ------------ ------------ ------------------

NET INCREASE IN CASH                                         -            -                  -


CASH AT BEGINNING OF PERIOD,                                 -            -                  -
                                                  ------------ ------------ ------------------

CASH AT END OF PERIOD                              $         -  $         -   $              -
                                                  ============ ============ ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            DAKOTA DISTRIBUTION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    (Deficit)
                                                                                   Accumulated
                                                   Common Stock                     During the
                                            -------------------------    Paid-in   Development
                                                Shares       Amount      Capital       Stage          Total
                                            ------------ ------------ ------------ ------------ ------------
Balances, at inception                                 -   $        -  $         -  $         -  $         -
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share                        200,000          200        1,800                     2,000
Proceeds from sale of common
  stock at par value $.001                       800,000          800                                    800
  Net (loss) for the period                                                              (2,385)      (2,385)
                                            ------------ ------------ ------------ ------------ ------------


Balances, December 31, 1998                    1,000,000        1,000        1,800       (2,385)         415
  Net (loss) for the year                                                                (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------


Balances, December 31, 1999                    1,000,000        1,000        1,800       (5,370)      (2,570)
  Net (loss) for the year                                                                (2,985)      (2,985)
                                            ------------ ------------ ------------ ------------ ------------


Balances, December 31, 2000                    1,000,000        1,000        1,800       (8,355)      (5,555)
  Net (loss) for the year                                                                (5,685)      (5,685)
                                            ------------ ------------ ------------ ------------ ------------


Balances, December 31, 2001                    1,000,000        1,000        1,800      (14,040)     (11,240)
 Net (loss) for the quarter                                                              (1,710)      (1,710)
                                            ------------ ------------ ------------ ------------ ------------

Balances, March 31, 2002 (unaudited)           1,000,000  $     1,000  $     1,800  $   (15,750) $   (12,950)
                                            ============ ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial Statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


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

Date: October 22, 2003
/s/ Kevin Ericksteen
-------------------------
By: Kevin Ericksteen, CFO

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of DAKOTA DISTRIBUTION, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                                  /s/ Kevin Ericksteen
                                                  ---------------------------
Date: October 22, 2003                                Kevin Ericksteen
                                                      Chief Financial Officer

                                  EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of DAKOTA DISTRIBUTION, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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