Form 10QSB
period 2003-12-31
LIVE GLOBAL BID INC
filed 2004-02-24
CIK 1140454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-32761

                              LIVE GLOBAL BID, INC.
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

            2075 Norwood Avenue Moose Jaw, Saskatchewan S6H 4P2
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  602-821-6492
                              ---------------------
                           (Issuer's telephone number)


                            DAKOTA DISTRIBUTION, INC.
                   -------------------------------------------
                   (Former name, if changed since last report)

            #B3A323-8776 E. Shea Boulevard, Scottsdale, Arizona 85260
          ------------------------------------------------------------
                 (Former address, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No
   ----    ----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2003 was 20,000,000.

 TABLE OF CONTENTS


Part I Financial Information                                               Page

     Item 1. Financial Statements:

        Condensed Balance  Sheet, December  31,  2003 (unaudited) ...........  3

        Unaudited  Statements  of  Operations  for the three  months ended December 31, 2003 and 2002 ....................................  4

        Unaudited  Condensed  Statements of Cash Flows for the three months ended December 31, 2003 and 2002 .............................  5

        Statements  of  Shareholders'  Equity  for the  period  from
        September 1, 2001 through December 31, 2003 (unaudited) .............  6

        Notes to Financial Statements (unaudited) ...........................  7

     Item 2. Management's Discussion and Analysis and Plan of Operations ....  9

Part II Other Information

Item 1. Legal Proceedings ................................................... 10

Item 2. Changes in Securities ............................................... 10

Item 6. Exhibits and Reports on Form 8-K .................................... 10

Signatures .................................................................. 11

                              LIVE GLOBAL BID, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                     ASSETS
                                    ---------

CURRENT ASSETS
  Cash                                                            $     302,162
  Accounts receivable                                                    86,894
  Accounts receivable-related parties                                    44,926
  Foreign tax credits receivable                                         83,386
                                                                 --------------
           Total Current Assets                                         517,369
OTHER
  Deferred tax assets                                                   737,921
  Patent costs                                                           19,371
                                                                 --------------
                                                                      1,274,661
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                              233,805
  Deferred revenue                                                       68,750
  Income tax payable                                                    145,301
  Advances from related parties                                          82,664
                                                                 --------------
           Total Current Liabilities                                    530,520

                                                                 --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.0001, 100,000,000 shares authorized;
    shares issued 20,000,000, shares outstanding 16,516,463               2,000
  Paid in capital                                                     1,203,091
  Share subscriptions receivable                                       (169,344)
  Distributions in excess of legally stated capital                    (171,761)
  Retained earnings (deficit)                                          (175,285)
  Currency translation adjustments, net                                  58,240
                                                                 --------------
                                                                        746,941
                                                                 --------------

                                                                  $   1,277,461
                                                                 ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                       2003          2002
                                                --------------- ---------------


REVENUE

  Software licensing fees                        $      524,728   $     151,610
  Software commissions                                  168,418          10,971
  Other                                                  61,019          15,549
                                                --------------- ---------------

                                                        754,165         178,130
                                                --------------- ---------------

COSTS AND EXPENSES

  Software licensing costs                              141,728          56,549
  Selling, general and administrative                   344,231         119,191
  Research and development                               79,220
  Interest                                               19,343             429
                                                --------------- ---------------


           Total costs and expenses                     584,521         176,169
                                                --------------- ---------------

Net income (loss) before provision (benefit) for
  income taxes                                          169,644           1,961

Income tax (benefit)                                   (231,938)
                                                --------------- ---------------

Net income (loss)                                $      401,582   $       1,961
                                                =============== ===============

NET INCOME (LOSS) PER SHARE-Basic and diluted    $         0.03         *
                                                =============== ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        13,231,044       6,962,272
                                                =============== ===============


  *  less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              LIVE GLOBAL BID, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Distributions
                                         COMMON STOCK                               in Excess of               Currency
                                    ----------------------   Paid-in      Stock    Legally Stated Accumulated Translation
                                       SHARES     Amount     Capital  Subscriptions    Capital     (Deficit)  Adjustments   Total
                                    ---------------------- ----------- ------------ ------------- ----------- ----------- ---------
Balances, September 30, 2001          7,497,712  $ 323,642  $        -  $         -  $          -  $ (566,335) $   19,905 $(222,788)
 Proceeds from sale of common stock   1,489,515    212,917                                                                  212,917
 Foreign currency translation adjustment                                                                              842       842
  Net( loss) for the year                                                                            (202,599)             (202,599)
                                    ----------- ---------- ----------- ------------ ------------- ----------- ----------- ---------

Balances, September 30, 2002          8,987,227    536,559           -            -             -    (768,934)     20,747  (211,628)
 Proceeds from sale of common stock   1,111,579    171,092                                                                  171,092
 Proceeds from sale of common stock     666,954     68,437                                                                   68,437
 Exercise of stock options            2,769,027    426,202                 (299,595)                                        126,608
 Distributions in excess of legally
   stated capital                                                                         (84,221)                          (84,221)
 Foreign currency translation adjustment,net                                                                        8,543     8,543
  Net income for the year                                                                             192,067               192,067

                                    ----------- ---------- ----------- ------------ ------------- ----------- ----------- ---------
Balances, September 30, 2003         13,534,787  1,202,291           -     (299,595)      (84,221)   (576,867)     29,290   270,899
(unaudited)
Recapitalization December 3, 2003     6,465,213 (1,200,291)  1,203,091                                 (2,800)                    -
Collection of stock subscriptions                                           130,251                                         130,251
 Distributions in excess of legally
   stated capital                                                                         (87,540)                          (87,540)
 Foreign currency translation adjustment,net                                                                       28,949    28,949
  Net income for the quarter                                                                          401,582               401,582

                                    ----------- ---------- ----------- ------------ ------------- ----------- ----------- ---------
Balances, December 31, 2003
 (unaudited)                         20,000,000 $    2,000 $ 1,203,091 $   (169,344) $   (171,761) $ (178,085) $   58,239 $ 744,141
                                    =========== ========== =========== ============ ============= =========== =========== =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                 Three Months Ended December 31,
                                                 ------------------------------
                                                         2003            2002
                                                 ---------------- -------------
OPERATING ACTIVITIES:
  Net income (loss)                               $       401,582  $      1,961
  Deferred tax assets                                    (392,172)
  Adjustments to reconcile net (loss) to net
    cash used by operating activities:
      Changes in:
      Accounts receivable                                 (17,871)        1,330
      Foreign tax credits receivable                       58,569       (17,587)
      Accounts payable                                     14,050        25,405
      Deferred revenue                                     68,750
      Income tax payable                                  145,301
                                                 ---------------- -------------


      Net Cash  (Used) by Operating Activities            278,209        11,108
                                                 ---------------- -------------

INVESTING ACTIVITIES:
  Patent costs                                             (8,445)          (37)
                                                 ---------------- -------------

      Net Cash Provided (Used) by  Investing Activities    (8,445)          (37)
                                                  --------------- -------------

 FINANCING ACTIVITIES:
  Distributions in excess of legally stated capital       (87,540)
  Reduction in advances from related parties              (64,284)      (66,628)
  Proceeds from stock subscriptions                       157,739        81,416
                                                 ---------------- -------------

      Net Cash provided by Financing Activities             5,915        14,788
                                                 ---------------- -------------
  Effect of exchange rates on cash                          1,461             5
                                                 ---------------- -------------

NET INCREASE IN CASH                                      277,140        25,864

CASH, beginning of period                                  25,022           748
                                                 ---------------- -------------

CASH, end of period                                 $     302,162  $     26,612
                                                  =============== =============

Other supplemental information

  Interest paid                                     $      19,343  $        429
                                                 ================ =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SELECTED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to December 31, 2003 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with the Company's Form 8-K/A for 2003 and 2002 audited financial statements and notes thereto.

The Company had previously reported a year end of December 31. As a result of the stock exchange transaction as further described below, the Company adopted the year end of the accounting acquirer of September 30. All financial presentations subsequent to the transaction are those of the accounting acquirer and its September 30 year end.

NOTE 2 - COMMON STOCK TRANSACTIONS

Live Global Bid, Inc. (the Company) formerly Dakota Distribution, Inc. is a public company which as a result of a stock exchange transaction on December 3, 2003 acquired all of the outstanding common stock of an operating company, Worldwide Farm Equipment Auctions.Com, Ltd. (WFEA). The consolidated financial statements of the Company include the latter's operations and that of its wholly owned and totally held subsidiary, Live Global Communications USA Incorporated. All intercompany transactions and accounts have been eliminated in consolidation.

On December 3, 2003, all of the Company's 1,000,000 outstanding shares of common stock were acquired by a management group of WFEA for which approximately $172,000 had been paid by WFEA as of December 31, 2003, which is classified as "Distributions in excess of legally stated capital", in the accompanying consolidated balance sheet and consolidated statement of shareholders' equity.

In December 2003, the shareholders of the Company approved a 20 for 1 forward stock split, resulting in 20 million outstanding shares of common stock with a par value of $.0001. Of this post split amount, 13,534,787 shares were exchanged for all of the outstanding shares of WFEA, and the remaining shares, 6,465,213, appear on the consolidated statement of shareholders' equity as shares acquired in the recapitalization of WFEA. Of those shares, 4,083,320 were issued in connection with the transaction, including 200,000 to the original shareholders, and the balance, 2,381,893, are considered issued but not outstanding as they are being held for future issuance, including 1,000,000 common shares to be issued in connection with a pending "Private Placement" of shares. Another
1,101,644 shares of the original exchanged shares, 13,534,787, are also considered issued but not outstanding as those shares are being held pending the payment of shares issued under a subscription agreement.

NOTE 3 - SEGMENT INFORMATION

The table below presents revenues earnings before income tax (EBT), and total assets for reported segments in thousands. There was only one segment for 2002, which was foreign only:

                                                   Intersegment
2003                                  LGB     WFEA    Amounts      TOTAL
----                                 ----    -----   --------     ------
Revenues                           $  646     $308     $ (200)     $ 754
EBT                                   428    ( 258)                  170
Total assets                          662    1,420       (807)     1,275

Specific items included in segment EBT for the three months ended December 31, 2003 were as follows (in thousands):

                                      LGB     WFEA
                                     ----    -----
Revenues from external customers   $  646    $ 102
Intersegment revenues                          200
Wage program revenues                            4
Interest income                                  1
Interest expense                                19

Segment assets of LGB include goodwill relating to the purchase of customer contracts from WFEA and cash in bank. Segment assets of WFEA include accounts receivable trade and intercompany, deferred tax assets, patent costs, foreign tax credits receivable and cash. Neither company has any significant capitalized fixed assets or property as those items are classified as operating leases. Segment revenues of WFEA and EBT for LGB include an intercompany management fee of $200,000 a quarter for the first year of operations of LGB. Total assets differ from consolidated amounts due to intercompany amounts which have been eliminated in consolidation.

Item 2. Management's Discussion and Analysis and Plan of Operations

The following discussion and plan of operations for our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB.

Stock Exchange Transaction and Change in Year End

In this current quarter the Company changed its name from Dakota Distribution Ltd. to Live Global Bid Inc. to reflect the nature of the subsidiary acquired. The Company had previously reported a year end of December 31. As a result of the stock exchange transaction as further described below, the Company adopted the year end of the accounting acquirer of September 30. At present, the Company employs 18 people at two offices in Saskatchewan and one person in the United States office.

On December 3, 2003 the Company acquired all the Class A Common Shares of Worldwide Farm Equipment Auctions.com Ltd., hereinafter referred to as (WFEA), for 13,534,787 shares of the Company. The remaining 6,465,213 shares of the 20 million shares outstanding after a 20 for 1 forward stock split in December 2003, are classified and treated as shares attributable to the recapitalization of WFEA. Of those shares, 4,083,320 were issued through December 31, 2003 to a management group of WFEA in connection with the transaction, and the balance, 2,381,893 of such shares were considered issued but not outstanding as of December 31, 2003, as they are being held for future issuance, including 1,000,000 common shares to be issued in connection with a pending "Private Placement" of common shares. Another 1,101,644 shares of the originally exchanged shares, 13,534,787, are also considered issued but not outstanding as those shares are being held pending the payment of shares issued under a subscription agreement. In acquiring WFEA, the Company agreed to convert outstanding options in WFEA to options in the Company for $.17 per share. At December 31, 2003, there are 16,516,463 common shares outstanding and 3,483,537 shares reserved for future issuance which are considered issued but not outstanding.

Our recent dramatic increase in revenue and profitability is due to the acceptance of our Live Global Bid 1.1 Software and the completion of significant contracts with Manheim Interactive, ADESA Canada and ADESA USA who are the leading auction houses in North America. The Company's business model for most customers is to be compensated on a "per tick" or continuous revenue stream based on the number of vehicles being posted in auctions that use our software and further for vehicles sold to internet buyers. As our existing clients roll out our product to additional auction lanes in their companies, and these lanes continue to hold more auctions using the Company's software, the Company's revenues will continue to increase with little increase in our related costs. From the existing products we have and the continued market acceptance and adoption of these products we expect revenues and profits to continue to increase for the foreseeable future.

The company is continuing to serve new customers and an agreement was reached in the third quarter of the last fiscal year with an industry consortium which promises to bring 80 to 130 more customers in "Tier 2" auctions to the Company over the next 24 months. The Company has sold a system to a significant industry player in Australia who, subsequent to the 1st quarter, held an auction in Australia with positive results. The Company is expecting significant revenues from this source in the future. We now dominate the North American auto auction market and are now looking to the salvage market for future sales. We are in serious negotiations with a major player in that market. The Company expects to sell its products in Europe in the second and third quarter of the current fiscal year. As our existing clients expand their products to Europe we expect their competitors will be motivated to use our software to stay competitive.

The Company has spent approximately $ 80,000 on research and development in the first quarter on new software products including the "Run Maker" which will assist existing and new users of our Live Global Bid software in recording and describing the "run" of vehicles in lots that make up existing auctions. The Company anticipates a significant new stream of revenue when this product is introduced in the 3rd quarter. The Company has applied for patents on its products and anticipates having a resolution of that application

The Company's existing profits and our projection for the future indicate we will be self funded, however, we plan a private placement of $1,000,000 in late second quarter of the current fiscal year, and also a filing with the Securities and Exchange Commission a registration statement on Form SB - 2, to become a trading entity later in the year to provide enhanced value and liquidity to our shareholders.

Current Quarter Compared to Same Quarter a Year Ago

Our total revenues were $754,000 for the current quarter, compared to $178,130 a year ago. Our pre-tax income and net income for the current quarter were $169,644 and $401,582, respectively, compared to $1,961 for both categories a year ago. Benefiting the current quarter's net income was a recovery of income tax $ 231,000, which is net amount comprised of a tax benefit for the increase of $374,000 in the value of the net operating loss carryovers from prior years as a result of a 22 % rate increase to 43% for public companies in Canada, plus an increase in the value of the net operating loss for Canadian tax purposes for the current quarter, less Federal income taxes on U.S. operations which were taxable for the quarter of approximately $143,000. As of December 31, 2003, we had a working capital deficiency of $ 13,151, compared to a working capital deficiency of $137,588 a year ago.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of CEO as Required by Rule 13a-14(a)/15d-14

     31.2 Certificate of CFO as Required by Rule 13a-14(a)/15d-14

     32.1 Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

     (b) Reports on Form 8-K

     Form 8K filed January 6, 2004

          On December 18, 2003, Kevin Ericksteen resigned as the President of Registrant and Deanna Olson resigned as Secretary and Treasurer of Registrant. The Board of Directors appointed Barry White to replace Mr. Ericksteen as President, and Barbara White to replace Ms. Olson as Secretary and Treasurer of Registrant.

          On December 18, 2003, the shareholders of Registrant, by unanimous written consent, voted to amend Registrant's Articles of Incorporation to
     (i) change the name of Registrant from "Dakota Distribution, Inc." to "Live Global Bid, Inc.", and (ii) increase the authorized capital stock of Registrant from 25,000,000 shares of common stock to 100,000,000 shares of common stock, and (iii) authorize the Board of Directors, in its sole discretion, to issue preferred stock and debt securities with such terms and conditions as it may decide, without shareholder approval. The Certificate of Amendment was filed with the Nevada Secretary of State on December 19, 2003.

          On December 18, 2003, Kevin Ericksteen and Deanna Olson, without disagreements or conflicts, resigned their positions as Directors of Registrant. Prior to their resignation, Mr. Ericksteen and Ms. Olson unanimously appointed Grant Devine, Barry White and Zelijko Stefanovic to replace them as Directors of the Registrant via written consent in accordance with the laws of the State of Nevada.

     Form 8K January 6, 2004 amended February 18, 2004 to amend error in Fincancials exhibit.

     Form 8K January 6, 2004 amended February 19, 2004 to amend error in Fincancials exhibit.


SIGNATURE

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


LIVE GLOBAL BID, INC.
(Registrant)

Date: February 23, 2004

By:  /s/ Barry White
--------------------------
Barry White
President and Director