Form 10QSB
period 2004-03-31
LIVE GLOBAL BID INC
filed 2004-05-24
CIK 1140454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2004 was 18,059,159.

                              LIVE GLOBAL BID, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS




Part I   Financial Information                                            Page

Item 1. Financial Statements:

     Condensed Condensed March 31, 2004 (unaudited) .........................  3

     Unaudited Condensed  Statements of Operations for the three month and six months ended March 31, 2004 and 2003 ............................ 4

     Unaudited  Condensed  Statements of Cash Flows for the six months ended March 31, 2004 and 2003 ........................................... 5

     Condensed Consolidated Statements of Shareholders' Equity for the
     period from September 1, 2001through March 31, 2004 (unaudited) ......... 6

Notes to Financial Statements (unaudited) .................................... 7

Item 2. Management's Discussion and Analysis and Plan of Operations .......... 9


Part II Other Information

Item 1. Legal Proceedings ....................................................19

Item 2. Changes in Securities ................................................19

Item 6. Exhibits and Reports on Form 8-K .....................................19

Signatures ...................................................................20

Part I Financial Information

Item 1. Financial Statements


                              LIVE GLOBAL BID, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
   Cash                                                        $      481,750
   Accounts receivable                                                180,124
   Accounts receivable-related parties                                 18,660
   Foreign tax credits receivable                                      82,260
                                                              ---------------
              Total Current Assets                                    762,794
OTHER
   Equipment and leasehold improvements (net)                          53,435
   Deferred tax assets                                                819,361
   Patent costs                                                        17,184
                                                              ---------------
                                                                    1,652,774
                                                              ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                           207,578
   Deferred revenue                                                    50,000
   Income tax payable                                                 143,558
   Advances from related parties                                       46,556
                                                              ---------------
              Total Current Liabilities                               447,692
                                                              ---------------

LONG TERM DEBT                                                         12,893
                                                              ---------------
                                                                      460,585

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, par value $.0001, 100,000,000 shares authorized;
     shares issued  18,059,159; shares outstanding 17,044,722          18,059
   Paid in capital                                                  1,658,604
   Share subsriptions receivable                                      (86,444)
   Distributions in excess of legally stated capital                 (171,761)
   Retained earnings (deficit)                                       (273,385)
   Other comprehensive income                                          47,115
                                                              ---------------
                                                                    1,192,189
                                                              ---------------

                                                               $    1,652,774
                                                              ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                             THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------
                                                  2004           2003          2004            2003
                                             -------------  -------------  -------------  -------------
REVENUE

   Software licensing fees                    $     30,457   $    204,720   $    555,185   $    356,330
   Software commissions                            220,306          7,368        388,724         18,339
   Other                                            76,805         99,303        137,824        114,851
                                             -------------  -------------  -------------  -------------

                                                   327,568        311,391      1,081,733        489,520
                                             -------------  -------------  -------------  -------------

COSTS AND EXPENSES

   Software licensing costs                        193,596         61,741        335,325        118,290
   Selling, general and administrative             314,905        211,630        636,934        330,821
   Research and development                              -                        79,220              -
   Depreciation and amortization                     2,686              -          2,686
   Interest                                            933            765         20,276          1,196
                                             -------------  -------------  -------------  -------------

              Total costs and expenses             512,120        274,136      1,074,441        450,307
                                             -------------  -------------  -------------  -------------

Net income (loss) before provision (benefit)
  for income taxes                                (184,552)        37,255          7,292         39,213

Income tax (benefit)                               (64,384)                     (296,190)
                                             -------------  -------------  -------------  -------------

Net income (loss)                             $   (120,168)  $     37,255   $    303,482   $     39,213
                                             =============  =============  =============  =============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE $      (0.01)          *      $       0.02           *
                                             =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   17,014,296     10,521,213     18,904,229     10,239,614
                                             =============  =============  =============  =============

     *  less than .01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                  Six Months Ended March 31,
                                                                -----------------------------
                                                                      2004            2003
                                                                -------------- --------------
OPERATING ACTIVITIES:
     Net income (loss)                                           $     303,482  $      39,212
     Depreciation and amortization                                       2,686
     Deferred tax assets                                              (457,786)
     Adjustments to reconcile net (loss) to net
        cash used by operating activities:
              Changes in:
              Accounts receivable                                      (84,836)        (8,025)
              Foreign tax credits receivable                            59,696       (135,468)
              Accounts payable                                         (82,510)       150,240
              Deferred revenue                                          50,000
              Income tax payable                                       143,558
                                                                -------------- --------------

              Net Cash  (Used) by Operating Activities                 (65,710)        45,959
                                                                -------------- --------------
INVESTING ACTIVITIES:
     Net additions to equipment and leasehold improvements             (56,121)
     Patent costs                                                       (6,258)          (810)
                                                                -------------- --------------

              Net Cash Provided (Used) by  Investing Activities        (62,379)          (810)
                                                                -------------- --------------
 FINANCING ACTIVITIES:
     Proceeds from Long Term Debt                                       12,893
     Distributions in excess of legally stated capital                 (87,540)
     Reduction in advances from related parties                        (30,058)      (142,707)
     Proceeds from stock issuance                                      687,523        195,374
                                                                -------------- --------------

              Net Cash provided by Financing Activities                582,818         52,667
                                                                -------------- --------------
   Effect of exchange rates on cash                                      1,999        (10,289)
                                                                -------------- --------------

NET INCREASE IN CASH                                                   456,728         87,527

CASH, beginning of period                                               25,022            748
                                                                -------------- --------------

CASH, end of period                                              $     481,750  $      88,275
                                                               =============== ==============

Other supplemental information

  Income taxes paid                                                      1,410
  Interest paid                                                  $      20,276  $         429
                                                               =============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                Distributions                Other
                                      COMMON STOCK                              in Excess of              Comprehensive
                                ----------------------  Paid-in       Stock    Legally Stated Accumulated    Income
                                  SHARES     Amount     Capital   Subscriptions    Capital     (Deficit)     (loss)         Total
                                --------------------- ------------ ------------ ------------- ----------- ------------- -----------
Balances, September 30, 2001      7,525,410 $  23,642  $         -  $         -  $          -  $ (566,335) $     19,905 $  (222,788)
 Proceeds from sale of common
  stock @ $.95                    1,495,018   212,917                                                                       212,917
 Foreign currency translation
  adjustment                                                                                                        842         842
   Net( loss) for the year                                                                       (202,599)                 (202,599)
                                ----------- --------- ------------ ------------ ------------- ----------- ------------- -----------

Balances, September 30, 2002      9,020,427   536,559            -            -             -    (768,934)       20,747    (211,628)
 Proceeds from sale of
  common stock                    1,115,685   171,092                                                                       171,092
 Proceeds from sale of
  common stock                      669,418    68,437                                                                        68,437
 Exercise of stock options        2,779,256   426,202                  (299,595)                                            126,608
 Distributions in excess of
  legally stated capital                                                              (84,221)                              (84,221)
 Foreign currency translation
  adjustment, net                                                                                                 8,543       8,543
   Net income for the year                                                                        192,067                   192,067
                                ----------- --------- ------------ ------------ ------------- ----------- ------------- -----------
Balances, September 30, 2003     13,584,787 1,202,291            -     (299,595)      (84,221)   (576,867)       29,290     270,899
(unaudited)
Recapitalization December 15,
 2003                             4,000,000(1,184,706)   1,184,706                                                                -
 Share Issuance                     474,372       474      473,898                                                          474,372
 Collection of stock subscriptions                                      213,151                                             213,151
 Distributions in excess of
  legally stated capital                                                              (87,540)                              (87,540)
 Foreign currency translation
  adjustment, net                                                                                                17,825      17,825
   Net income for the quarter                                                                     303,482                   303,482
                                ----------- --------- ------------ ------------ ------------- ----------- ------------- -----------
Balances, March 31, 2004
 (unaudited)                     18,059,159 $   18,059 $ 1,658,604 $   (86,444) $    (171,761) $(273,385) $      47,115 $ 1,192,189
                                =========== ========= ============ ============ ============= =========== ============= ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (information subsequent to September 30, 2003 is unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations for the three and six months ended March 31, 2004 and 2003,and cash flows, for the six months ended March 31, 2004 and 2003, have been made. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

These un-audited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-QSB for the quarter ended December 31, 2003 and the audited financial statements for the year ended September 30, 2003 and 2002 included in the Company's Form 8-K/A.

Principles of Consolidation

The consolidated financial statements include the historical consolidated financial statements of Worldwide Farm Equipment Auctions.com Ltd. (WWFEA), its 100 percent owned subsidiary, Live Global Communications USA Inc. (LGC), and Live Global Bid Inc., formerly Dakota Distribution Inc., as of the date of the stock exchange transaction on December 18, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - OPTIONS TO PURCHASE COMMON STOCK

As of March 31, 2004, the Company issued a total of 5,353,467 stock purchase options to purchase 5,353,467 shares of common stock at $.15 per share, over an extended period ending in May, 2005. As of March 31, 2004, 2,835,716 options have been exercised for approximately $426,000. As of March 31, 2004 there were 1,014,437 shares subscribed for but not issued as a result of the options exercised, and 2,517,751 unexercised options outstanding. All options granted were issued at nominal value to non-employees as either part of the total amount paid for their purchase of common stock of the Company or for services rendered.


NOTE 3 - RELATED PARTY TRANSACTIONS

During the current  quarter,  the  Company  advanced a total of $36,073 to White
Sales and Auctions Services Ltd., a company owned by the President and CEO of Live Global Bid Inc.

NOTE 4 - SEGMENT INFORMATION

The tables below present revenues and earnings before income tax (EBT), and total assets for reported segments for the three and six months ended March 31, 2004. There was one segment for March 31, 2003, which was foreign only:

                                              THREE MONTHS
                                         ENDED MARCH 31, 2004
                   -------------- -------------- -------------- --------------
                         U S          Canada     Inter segment       Total
                   -------------- -------------- -------------- --------------


Revenue             $     233,799  $     293,773  $    (200,004) $     327,568
EBT                        12,336       (196,889)             -       (184,553)
Total assets            1,096,003      1,392,326       (835,555)     1,652,774


                                              SIX MONTHS
                                         ENDED MARCH 31, 2004
                   -------------- -------------- -------------- --------------
                         U S          Canada     Inter segment       Total
                   -------------- -------------- -------------- --------------


Revenue             $     879,799  $     601,938  $    (400,004) $   1,081,733
EBT                       439,980       (432,688)             -          7,292
Total assets            1,096,003      1,392,326       (835,555)     1,652,774


Specific items included in segment EBT for the three and six months ended March 31, 2004 were as follows:



                                  -------------- -------------- --------------
                                        U S          Canada           Total
                                  -------------- -------------- --------------

Revenues from external customers   $     233,799  $      82,388   $    316,187
Intersegment revenues                          -        200,005        200,005
Wage program revenues                          -         11,380         11,380
Interest income                                -              -              -
Interest expense                               -          2,211          2,211




                                  -------------- -------------- --------------
                                        U S          Canada           Total
                                  -------------- -------------- --------------

Revenues from external customers   $     879,799  $     184,388  $   1,064,187
Intersegment revenues                          -        400,005        400,005
Wage program revenues                          -         15,380         15,380
Interest income                                -          1,000          1,000
Interest expense                               -         19,000         19,000

Segment assets of U S (LGC) include goodwill relating to the purchase of customer contracts from its parent and cash in bank. Segment assets of Canada (WWFEA) include accounts receivable trade and intercompany, deferred tax assets, equipment and leasehold improvements, patent costs, foreign tax credits receivable and cash. Segment revenues include an intercompany management fee of $200,000 a quarter.

Significant Customers

Customers whose sales were more than 10% of total sales for the three and six months ended March 31, 2004 and 2003 follows:

                                        Three Months    Six Months
                                       March 31, 2003  March 31, 2003
                                       --------------  ---------------
                     Customer A               0%             4%
                     Customer B              36%            49%

                                        Three Months     Six Months
                                       March 31, 2004  March 31, 2004
                                       --------------  --------------
                     Customer A              77%            30%
                     Customer B               6%            50%

NOTE 5 - SUBSEQUENT EVENT

On April 5, 2004, the Company entered into a letter of intent to form a joint venture with a group, which includes the legal counsel and a shareholder of the company. The Company's initial interest in the proposed joint venture is 50%, which requires no capital contribution. The joint venture will be the exclusive licensee of the Company's software and trademark rights for use in connection with sports media distribution and broadcasting.


ITEM 2 - PLAN OF OPERATION



                             DESCRIPTION OF BUSINESS
                             -----------------------
                                   The Company
                                   -----------

The Company was originally incorporated in the State of Nevada on July 15, 1998, as "Dakota Distribution, Inc." Dakota Distribution, Inc. was a dormant corporation since its inception and had never engaged in any prior business or financing activities prior to December 18, 2003.

On December 15, 2003, our shareholders unanimously approved a 20 for 1 forward split of our issued and outstanding stock by written consent in accordance with the laws of the State of Nevada. Prior to the forward split we had 1,000,000 shares of our common stock issued and outstanding. After the forward split we had 20,000,000 shares of our common stock issued and outstanding.

On December  18,  2003,  we entered  into a Stock  Exchange  Agreement  with the shareholders of World Farm Equipment Auctions.Com, Inc., a Saskatchewan corporation ("WWFEA") whereby we acquired 100% of WWFEA's issued and outstanding common stock from the shareholders of WWFEA for 13,584,787 shares of our common stock. Pursuant to the Stock Exchange Agreement, on December 18, 2003, Kevin Ericksteen resigned as the President and Director of the Company and Deanna Olson resigned as Secretary, Treasurer and Director of the Company. Mr. Ericksteen and Ms. Olson also returned an aggregate of 16,000,000 shares of common stock held by them to the Company treasury. Prior to their resignation, Mr. Ericksteen and Ms. Olson unanimously appointed Grant Devine, Barry White and Zelijko Stefanovic to replace them as our Directors via written consent in accordance with the laws of the State of Nevada. The Board of Directors then appointed Barry White to replace Mr. Ericksteen as President, and Barbara White to replace Ms. Olson as Secretary and Treasurer of Registrant. Upon the closing of the Stock Exchange Agreement, we had 17,584,787 shares of our common stock issued and outstanding

On December 18, 2003, our shareholders, by unanimous written consent, voted to amend the Company's Articles of Incorporation to (i) change the name of the Company from "Dakota Distribution, Inc." to "Live Global Bid, Inc.", and (ii) increase our authorized capital stock from 25,000,000 shares of common stock to 100,000,000 shares of common stock, and (iii) authorize the Board of Directors, in its sole discretion, to issue preferred stock and debt securities with such terms and conditions as it may decide, without shareholder approval. The Certificate of Amendment was filed with the Nevada Secretary of State on December 19, 2003.

In April 2004, the company completed a private placement for approximately 1,000,000 shares at $1 per share, of which $474,372 was received as of March 31, 2004.

References to the "Company", "us" or "we" include, except when the context indicates otherwise, WWFEA prior to the stock purchase and Live Global Bid, Inc. thereafter.



                                  The Business
                                  ------------

Live Global Bid Inc. is a communications software company with leading edge simultaneous SUB-second streaming audio, video and data technology. Live Global Bid Inc. provides software applications, systems and an array of Internet services to a diverse marketplace by solving the marketplaces customer communications problems. The software brings broadcast quality video and audio to the customer computer desktop in a cost effective manner. LGB's products are developed specifically to enable its clients to increase their performance and grow their business through the application of the most effective level of remote communication available. Real-Time Live & Interactive Business Communications is and will continue to revolutionize several elements in the business process both in procurement and user application. The combination of this understanding, high value for money solutions and ahead of the curve broadband technology allow Live Global Bid Inc. to meet and exceed customer expectations.

Live  Global  Bid(tm)  is  the  industry  leader,   technically  and  in  market
penetration of the live auction over the Internet space.

While Live Global Bid Inc. is focused on the industry of auction management, it also provides the opportunity for streaming audio, video and data solutions for a diverse range of broadband multimedia applications such as E-Auctioning, High Quality E-Conferencing (B2B and C2C), Distance E-Learning, E-Seminars, E-Medical

Services,   sporting  or  special  event  E-Casting  and  E-Surveillance.   This
technology solution is visual, audio and data communications. Without significant investments or significant changes to their infrastructure, customers have the opportunity to cost effectively manage and improve their business with improved access to their customers, staff and the public.

Business Concept

Live Global Bid(tm) 1.1 software was released for production (beta version) purposes May.01, 2000. Since then there has been several versions deployed into the production environment. Currently GSP (user interface) is version 2.9 and Caster (this is the server software that manages and broadcasts data) is version
1.24. The operating system for this proprietary software is a robust and dependable UNIX based Linux Red Hat 8.0 operating system.

An important feature of the technology is that bidders using auctions powered by Live Global Bid(tm) can access using either dial-up customers (1 frame 3-4 seconds) or high-speed (15 frames per second). The quality of the picture resolution is affected, however, it does not deter from the quality of the audio and data and appears to be acceptable quality for dial-up.


1. Live Global "Bid" (Bidding Interface)
---------------------------------------

This product utilizes two subsystems - an auction bidding exchange subsystem, and an audio/video broadcast subsystem. The first subsystem provides a mechanism for the auctioneer, auction clerk, and on-line guest and on-line bidder to participate in the live auction. It transacts text and still pictures information between the participants to facilitate accurate, near real-time updates of the auction.

2.   Live Global Bid"Audio/Video"
----------------------------------

The second subsystem is accomplished by using the Live Global Bid(tm) Audio/Video product. It provides near real-time audio and video from the auction floor to the on-line guest/bidder. Near real-time (Live Global Bid(tm) design specifications are all based on delivering audio/video and interactive bidding in a fraction of a second).

Media Producer Unit

The Live Global Bid(tm) Media Producer is the central hardware component. It converts live video and sound to a digital format and broadcasts the event to the Internet. Sound can be mixed from multiple sources (live microphones, CD audio, pre-stored digital audio from hard disk). Multiple video capture cards with multiple cameras can be connected and switched; brightness, contrast, color, and hue can be adjusted camera by camera. The technical specifications are as follows:

The production unit will be supported by a Digital Video camera or cameras and microphones connected to the auctioneer's main computer system to provide the audio and video feeds sent to the main server for distribution over the Internet. Backup systems are integrated to ensure that no Internet bids are missed. A wireless back up is used to support the transmission systems. A Live Global Bid(tm) audio player with a 0 to 280 milliseconds delay provides a seamless audio signal and no discernable delay to the end user. The technical staff has also developed customized proprietary video production software in conjunction with a real-time video playback unit, application specific for the auction industry. The production software itself is based on MP3 audio format and it is unique to Live Global Bid Inc. The proprietary technology resides securely in the design of the Live Global Bid(tm) system.

Audio and Video data (streams) are each carried over a separate TCP connection. While maintaining two connections does increase the overhead on each end of the connections, it enables easier control of the latency of the audio and video streams versus multiplexing them over a single connection. One video stream plus one audio stream is referred to as a "lane".

Minimal latency is mandatory for auction systems. To achieve this, the following decisions were made:

     o Prioritize audio data over video data. Interruption of the audio stream is deemed to be less desirable than interruption of the video stream.
     o Outgoing data is not queued to great depth; if the outgoing queue is more than a small amount, new data is discarded. When the outbound queue is sent, it will then "catch up" to present time quickly.

Use of simple and extremely reliable audio /video encoding techniques insures that the system is extremely stable.

Caster

The Caster operates as a network multiplexer. It accepts a video and audio stream (a lane) from a producer, and re-broadcasts it to multiple clients. Inter-process communication is controlled by the use of the threads mutex objects. The caster uses a shared configuration file with the Live Global Bid Server application.

Browser Plug Ins

Client side bidder audio reception is done with an executable, which decodes an audio stream. The executable serves as both a Netscape-style plug-in and an MSIE-style Active X control. The video stream is currently received, processed and displayed in the user's browser with Java applet. The audio stream is decoded and presented to the user via a plug-in written in C.

Software Updates

Meeting our goal of Continuous Improvement, Live Global Bid's technology is constantly being enhanced to meet customer's specific requirements. Periodically, Live Global Bid(tm) software updates are deployed to customers via the server. The updated Live Global Bid(tm) server then updates all production machines when they are activated. The server also automatically checks all production machines to make sure that the latest versions are being used at all times.

In March 2004, Live Global Bid will launch, into its production environment a browser-based, semi-self-contained, stand-alone auction bidding application. OCX controls represent Microsoft's second generation of control architecture being an independent program module that can be accessed by other programs in a Windows environment. OCX is a Object Linking and Embedding custom control, it is a special-purpose program that can be employed for use by applications running on Microsoft's Windows systems. OCXs provide such functions as handling scroll bar movement and window resizing. Furthermore, OCX works much better with applications that contain multiple information types, such as text, graphic images, sound, motion video.

This new application is called "Live Global Bidder 2.1". Live Global Bidder has been in development for 6 months and was at the testing stage for 6 months prior to it's launch. Live Global Bidder is written in C ++, which allows it to be much faster and more responsive to the end users needs. It is important for the new application to allow for much greater flexibility and customization as well as an increased level of automation when rolling out the product(s).

Live Global Bidder will also allow for much higher video quality. 15 frames per second will be the standard frame rate for the new bidding client. Audio will still remain at CD quality (44.1 KHz) as before.

Recent major enhancements to improve the customer's ability to have broadcast quality streaming audio and video in a very cost and time effective manner include:

     o    A significantly  larger picture  without  consuming a larger amount of
          bandwidth.      Minimizing     bandwidth     facilitated     increased
          encoding/decoding speed.

     o    Bidder Information Improvements:
          |X|  "My Purchase": displays all purchases for past year
          |X| "My Watches": displays a reminder when bidder highlighted lots are coming up for auction

     o    Data Loading Revisions: (all cost & time efficient tools)
          |X| Database Retrieval: allows for the interface of LGB with customer database
          |X|  Back-end Event Admin: allows customer to set up own event
          |X| Clip Manager: allows customer to post Lots, and at other times edit with newer information and/or photos.


     o    Increased Capacity of Dial-up to smooth out signal

     o Chat Line: to facilitate communication between bidder & client a separate message centre for chats was developed

     o    Single LOGIN:  Bidder  information  from existing bidder  registration
          info   transferred   between   software  to  increase   the   bidder's
          convenience.

NOTE: Live Global Bid(tm) technology is constantly being updated to meet customer requests. Therefore the design view described herein is based on a snapshot of the technology as of February, 2004.


Graphic Platforms

Innovative graphics are the window for innovative technology. As the leading edge technology has been evolving so must the creative graphic package offered. To be successful LGB must include customization capabilities to varying degrees for both the technology and the graphics offered. Each customer wants to stand out and be recognized for their use of the technology. LGB's technical team has been delivering superior products to each of it's customers. The following are examples of where the customization has been done for auction customers in the automotive industry:

1.  Bidder Client Windows
2.  Seller Client Window
3.  Administration Client Window


                                 Business Model
                                 --------------

LGB generates revenue (in most contracts) on the "per transaction" or "per tick" basis. We charge for every vehicle that goes through an auction (whether it is sold on the internet or not) and in most cases we generate additional revenue when a vehicle is sold on the Internet as opposed to the auction house, where the auction is taking place.

LGB plans to also introduce a "sell button" that will allow consignors to remotely approve a sale of a vehicle(s) at auctions the consignor is not physically present at. This has an appeal to big financing companies that tender large volumes of vehicles through auction houses and will no longer require a consignor representative at the auction. The "sell button" will also generate additional revenue on a "per tick" basis.


                                   Competition
                                 --------------

To date there is only one competitor whose technology is similar to that of Live Global Bid, Inc. However, this competitor's technology does not have the video or infrastructure capabilities that enable clients to do their own auctions to the extent that our company offers.

We feel that we are at least 18 months ahead of any other company in our niche. We are working very hard to maintaining close relationships with our customers, which will enable us to become both a supplier and a trusted advisor. This approach has resulted in the signing of several long term contracts.



                   Dependence on One or a Few Major Customers
                   ------------------------------------------

The company has an "Enterprise License" with Manheim Interactive and major long term contracts with ADESA Canada and ADESA USA which account for the majority of the Company's revenues.. It is the company's plan to increase revenues with other customers to minimize the economic dependence of the above mentioned companies.

   Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor
  ---------------------------------------------------------------------------
                                    Contracts
                                    ---------

In October 2000, LGB applied for 3 separate patents for our technology. The current status on all 3 patents is Patent Pending. Live Global Bid(tm) is now a trademarked symbol. Further, LGB's application for copyright protection has been granted. We have no current plans for franchises, concessions or royalty agreements or labour contracts but will assess the need for any on an ongoing basis.

            Need for Government Approval for its Products or Services
            ---------------------------------------------------------

We are not required to apply for or have any government approval for our products or services.


               Effect of Governmental Regulations on our Business
               --------------------------------------------------

We will be subject to federal laws and regulations that relate directly or indirectly to our operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the State of Nevada.

                                   Litigation
                                   ----------

A claim has been made against the Company by a former employee alleging the Company owes the claimant 37,500 shares of Class A common stock for services performed. The Company believes the employee did not fulfill his obligation under the agreement and therefore the agreement fails for lack of performance. Management of the Company believes that its liability for damages seems remote.


              Research and Development Costs for the Past Two Years
              -----------------------------------------------------

Software R&D costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred, a separate component of operating expense. Technological feasibility is established upon completion of a working model, which is typically demonstrated after initial beta testing is completed. Software development costs incurred subsequent to the time a product's technological feasibility has been established, through the time the product is available for general release to customers, are capitalized if material. To date, software research and development costs incurred subsequent to the establishment of technological feasibility have been immaterial and accordingly have not been capitalized.

Software research and development costs are charged to research and development expense as incurred. No such expense was incurred during fiscal 2003 or 2002. Refundable foreign ITC tax credits or foreign government grants amounted to $80,000 and $62,000, respectively, for 2003 and 2002.

     Costs and Effects of Compliance with Environmental Laws and Regulations
     -----------------------------------------------------------------------

Environmental regulations have had no materially adverse effect on our operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, our business and prospects could be adversely affected, however we feel this possibility is remote.


                              Equity Incentive Plan
                              ---------------------

We currently have no equity incentive or option plan in place.


                               Number of Employees
                              --------------------

We currently employ approximately 23 full-time employees and no part-time employees.


                          Reports to Securities Holders
                          -----------------------------

We intend to provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the
Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement is filed and becomes effective, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street NW, Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS  OF OPERATIONS
---------------------------------------------------------------

The following discussion is intended to provide an analysis of our financial condition and plan of operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Our recent  increase in revenue is due to the  acceptance of our Live Global Bid
1.1 Software and the completion of significant contracts with Manheim Interactive and ADESA USA who are the leading auction houses in North America. The Company's business model for most customers is to earn commission on a "per tick" or continuous revenue stream based on the number of vehicles being posted in auctions that use our softwareand further for vehicles sold to internet buyers. As our existing clients continue to order our product for additional auction lanes, our Company's "per tick" auction revenues will continue to increase.

The Company is continuing to serve new customers and an agreement was reached in the second quarter of the last fiscal year with an industry consortium which promises to bring 80 to 130 more customers in "Tier 2" auctions to the Company over the next 24 months.

The Company has sold a system to a significant industry player in Australia who, in the 2nd quarter, held an auction in Australia with positive results. The Company is expecting significant revenues from this source in the future. The Company also expects to be selling its products in Europe by the end of the current fiscal year. As our existing clients expand their business into Europe, we expect that local auctions will be motivated to use our software to remain competitive.

The company spent approximately $ 80,000 in the first and second quarter on the research and development of new software products including the "Runmaker". Runmaker will assist existing and new users of our Live Global Bid software in recording and describing the "run" of vehicles in lots that make up existing auctions. The Company anticipates a significant new stream of revenue when this product is introduced by the end of the current fiscal year.

There are now approximately 250,000 cars per month posted in auctions using Live Global Bid technology, which represents 500 to 600 million dollars in transaction per month. This information is much sought after by industry publications. The Company is now pursuing joint ventures which would complement our Runmaker product, providing a valuable database of information to the automotive industry and adding another revenue stream to our Company.

In the mid term (over the next 24-36 months) the company also plans to pursue auction houses in non English speaking countries such as those in Latin America and Asia, as well as pursuing the art and antique business.

Material changes in Financial Condition

Quarter Ended March 31, 2004

Due to the proceeds from a private placement of the Company's common stock and increased sales activity, the Company's working capital and liquidity improved in comparison to the previous quarter. During the current quarter the Company completed the renovation of the Moose Jaw office for approximately $55,000 to enable expansion for sales, marketing and operations personnel.

Six Months Ended March 31, 2004

Since the year end September 30, 2003, the Company entered into a stock exchange transaction and became a public reporting company. This change and the noticeable increase in sales caused the Company to seek additional equity financing, a substantial portion of which ($474,000) was received in March 2004. During the six months ended March 31, 2004, selling, general and administrative compensation and fees for directors, professionals and employees totaled approximately $445,000 or 70% of total selling, general and administrative expense.


Material Changes in Results of Operations

Six Months Ended March 31, 2004

Revenues for this period equaled total revenues earned for the entire last fiscal year. Contributing to this increase was a $500,000 license fee received from one customer in the first quarter of the current fiscal year. Also during this period, combined employee/directors' compensation and professional fees amounted to $416,000 or 69% of selling, general and administrative expense. Interest expense during the first three months relating to shareholder loans was not recurring in the second quarter.

The Company recorded an income tax benefit due to its belief that previous unrecorded deferred tax assets arising from net operating losses in prior years could now be recognized since it was in a profitable position and anticipated continuing profitability sufficient to recover such losses. During the six months ended March 31, 2004, approximately $473,000 of deferred tax assets were recorded for its Canadian operations represented by a change in tax rate from 21% to 42%, but was offset by an income tax provision of approximately $143,000 for its U S operations during the same period.


Six Months Ended March 31, 2003

Compared to a year ago, sales for this period reflected a doubling in revenues, mainly from the above referenced license fee representing $500,000 from one customer. Cost of licensing more than ratably increased due to newer facilities and more personnel added as the Company anticipated its increase in growth in licensing and commissions. Selling, general and administrative expenses increased largely because of its becoming a public company in the current period and the additional expenses incurred for personal added and professional fees incurred. There was no research and development expense in the comparative period, whereas, the Company incurred approximately $80,000 in the current period on new products. Interest costs in the current period of $20,000 due mainly in connection with shareholder loans to the Company had not occurred in the comparative period.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31   Certificate of CEO & CFO as Required by Rule 13a-14(a)/15d-14

     32 Certificate of CEO & CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code


     (b) Reports on Form 8-K

          An 8-K was file on January 01, 2004 and Amended on February 18, 2004 and Amended on February 19, 2004:

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

Date: Maye 21, 2004

LIVE GLOBAL BID, INC.
(Registrant)

By:  /s/ Barry White
--------------------------
Barry White
President and Director

                                   EXHIBIT 31
                                  CERTIFICATION

I, Barry White, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of LIVE GLOBAL BID, INC.;

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

Date:May 21, 2004

By:  /s/ Barry White
--------------------------
Barry White CEO & CFO

                                  EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LIVE GLOBAL BID, INC. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 21, 2004

By:  /s/ Barry White
--------------------------
Barry White CEO & CFO