Form 10QSB
period 2004-06-30
LIVE GLOBAL BID INC
filed 2004-08-16
CIK 1140454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2004 was 18,524,849.

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I Financial Information                                               Page

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheet, June 30, 2004 (unaudited) ... 3

          Unaudited Condensed Consolidated Statements of Operations for the
          three month and nine months ended June 30, 2004 and 2003 .......... 4

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          nine months ended June 30, 2004 and 2003 .......................... 5

          Condensed Consolidated Statements of Shareholders' Equity for the period from September 1, 2001, through June 30, 2004 (unaudited) . 6

          Notes to Consolidated Financial Statements (unaudited)  ........... 7

Item 2. Management's Discussion and Analysis or Plan of Operations ..........11

Part II Other Information

Item 1. Legal Proceedings ...................................................14

Item 2. Changes in Securities ...............................................14

Item 6. Exhibits and Reports on Form 8-K ....................................14

Signatures ..................................................................14

Part I Financial Information

Item 1. Financial Statements:

                              LIVE GLOBAL BID, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)


                                     ASSETS

CURRENT ASSETS
  Cash                                                         $        591,076
  Accounts receivable                                                   228,000
  Accounts receivable-related parties                                   171,349
                                                             ------------------
          Total Current Assets                                          990,425
                                                             ------------------

PROPERTY AND EQUIPMENT, net                                              61,477

OTHER
  Patent costs                                                           19,069
                                                             ------------------
                                                              $       1,070,970
                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $          91,090
  Deferred revenue                                                       36,250
  Income tax payable                                                    143,558
  Current portion of long term debt                                       4,320

                                                             ------------------
          Total Current Liabilities                                     275,218
                                                             ------------------

LONG TERM DEBT                                                            7,473
                                                             ------------------
                                                                        282,691
                                                             ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par value $.001, 100,000,000 shares authorized;
   shares issued  18,524,849;
   shares outstanding 17,510,457                                         18,525
  Paid in capital                                                     2,123,828
  Share subsriptions receivable                                         (86,444)
  Distributions in excess of legally stated capital                    (174,761)
  Retained earnings (deficit)                                        (1,145,962)
  Currency translation adjustments, net                                  53,093
                                                             ------------------
                                                                        788,280
                                                             ------------------

                                                               $      1,070,970
                                                             ==================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                   THREE MONTHS ENDED June 30,     NINE MONTHS ENDED June 30,
                                                ------------------------------- -------------------------------
                                                      2004            2003            2004            2003
                                                --------------- --------------- --------------- ---------------
REVENUE

  Software licensing fees                         $      27,308   $     230,168   $     582,493   $     586,498
  Software commissions                                  327,360          17,531         716,084          35,870
  Other                                                 129,560          51,555         267,384         166,406
                                                --------------- --------------- --------------- ---------------
          Total revenues                                484,228         299,254       1,565,961         788,774
                                                --------------- --------------- --------------- ---------------
COSTS AND EXPENSES

  Software licensing,commissions and other costs        301,550          72,450         636,875         190,740
  Selling, general and administrative                   244,500         247,576         885,396         578,397
  Research and development                                  392                          79,612               -
  Depreciation and amortization                           3,388               -           6,074               -
  Interest                                                  495             831          20,771           2,027
                                                --------------- --------------- --------------- ---------------

          Total costs and expenses                      550,326         320,857       1,628,729         771,165
                                                --------------- --------------- --------------- ---------------
Income (loss) before provision for
  income taxes                                          (66,098)        (21,603)        (62,768)         17,609

Provision for income taxes                                    -                         143,558
                                                --------------- --------------- --------------- ---------------
Net income (loss)                                 $     (66,098)  $     (21,603)   $   (206,326)  $      17,609
                                                =============== =============== =============== ===============

NET INCOME (LOSS) PER SHARE-Basic and diluted           *                *         $      (0.01)         *
                                                =============== =============== =============== ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        17,503,818      10,765,761      20,311,805      10,414,996
                                                =============== =============== =============== ===============

          * less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                   Nine Months Ended June 30,
                                                               --------------------------------
                                                                      2004            2003
                                                               ---------------- ---------------
 OPERATING ACTIVITIES:
  Net income (loss)                                              $     (206,326)  $      17,609
  Depreciation and amortization                                           6,074
  Adjustments to reconcile net (loss) to net
     cash used by operating activities:
          Changes in:
          Accounts receivable                                          (285,400)         (9,622)
          Foreign tax credits receivable                                141,955         (82,487)
          Accounts payable                                             (198,999)        128,374
          Deferred revenue                                               36,250
          Income tax payable                                            126,537
                                                               ---------------- ---------------


          Net Cash Provided (Used) by Operating Activities             (379,908)         53,875
                                                               ---------------- ---------------

INVESTING ACTIVITIES:
  Additions to equipment and leasehold improvements                     (67,551)
  Patent costs                                                           (8,142)         (1,744)
                                                               ---------------- ---------------

          Net Cash Provided (Used) by  Investing Activities             (75,693)         (1,744)
                                                               ---------------- ---------------

 FINANCING ACTIVITIES:
  Proceeds from Long Term Debt                                           11,792
  Distributions in excess of legally stated capital                     (90,540)
  Reduction in advances from related parties                            (76,614)       (192,450)
  Proceeds from stock issuance                                        1,153,213         210,842
                                                               ---------------- ---------------

          Net Cash provided by Financing Activities                     997,851          18,393
                                                               ---------------- ---------------
  Effect of exchange rates on cash                                       23,803         (25,089)
                                                               ---------------- ---------------

NET INCREASE IN CASH                                                    566,054          45,435

CASH, beginning of period                                                25,022             748
                                                               ---------------- ---------------

CASH, end of period                                              $      591,076   $      46,189
                                                               ================ ===============
Other supplemental information

  Income taxes paid                                              $        1,410
                                                               ================
  Interest paid                                                  $       20,771   $         429
                                                               ================ ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     LIVE GLOBAL BID, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                  Distributions in
                                                                                     Excess of
                                          COMMON STOCK                                Legally                  Currency
                                   ------------------------  Paid-in       Stock       Stated    Accumulated  Translation
                                        Shares    Amount     Capital   Subscriptions   Capital    (Deficit)   Adjustments    Total
                                   ------------- ---------- ---------- ------------- ----------- ------------- ---------- ---------
Balances, September 30, 2001           7,525,410 $  323,642  $       -  $          -   $       -  $   (566,335) $  19,905 $(222,788)
Proceeds from sale of common
   stock @ $.95                        1,495,018    212,917                                                                 212,917
Foreign currency translation adjustment                                                                               842       842
Net( loss) for the year                                                                               (202,593)            (202,599)
                                   ------------- ---------- ---------- ------------- ----------- ------------- ---------- ---------

Balances, September 30, 2002           9,020,427    536,559          -             -           -      (768,928)    20,747  (211,628)
Proceeds from sale of common stock     1,115,685    171,092                                                                 171,092
Proceeds from sale of common stock       669,418     68,437                                                                  68,437
Exercise of stock options              2,779,256    426,202                 (299,595)                                       126,608
Distributions in excess of legally
   stated capital                                                                        (84,221)                           (84,221)
Foreign currency translation
   adjustment,net                                                                                                   8,543     8,543
Net income for the year                                                                               (170,708)             192,067
                                   ------------- ---------- ---------- ------------- ----------- ------------- ---------- ---------
Balances, September 30, 2003          13,584,787  1,202,291          -      (299,595)    (84,221)     (939,636)    29,290   (91,870)
(unaudited)                                                                                                                       -
Recapitalization December 15, 2003     4,000,000 (1,184,706) 1,184,706                                                            -
Share Issuance                           940,062        940    939,122                                                      940,062
Collection of stock subscriptions                                            213,151                                        213,151
Distributions in excess of legally
   stated capital                                                                        (90,540)                           (90,540)
Foreign currency translation
   adjustment,net                                                                                                  23,803    23,803
Net (Loss) for the nine months ended
   June 30, 2004                                                                                      (206,326)            (206,326)
                                   ------------- ---------- ---------- ------------- ----------- ------------- ---------- ---------

Balances, June 30, 2004 (unaudited)   18,524,849 $   18,525 $2,123,828  $   (86,444) $  (174,761) $ (1,145,962)  $ 53,093 $ 788,280
                                   ============= ========== ========== ============= =========== ============= ========== =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations for the three and nine months ended June 30, 2004 and 2003, and cash flows, for the nine months ended June 30, 2004 and 2003, have been made. Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004.

These un-audited condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-QSB for the quarter ended March 31, 2004 and the audited financial statements for the year ended September 30, 2003 and 2002 included in the Company's Form 8-K/A.

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

NOTE 2 - OPTIONS TO PURCHASE COMMON STOCK

As of June 30, 2004, the Company issued a total of 5,353,467 stock purchase options to purchase 5,353,467 shares of common stock at $.15 per share, over an extended period ending in May, 2005. As of June 30, 2004, 2,835,716 options have been exercised for approximately $426,000. As of June 30, 2004 there were 1,014,437 shares subscribed for but not issued as a result of the options exercised, and 2,517,751 unexercised options outstanding. All options granted were issued at nominal value to non-employees as either part of the total amount paid for their purchase of common stock of the Company or for services rendered.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the current  quarter,  the  Company  advanced a total of $65,188 to White
Sales and Auctions Services Ltd., a company owned by the President and CEO of Live Global Bid Inc.

During the current quarter, the Company advanced a total of $43,894 to Autoprofile Corp., a joint venture company that Live Global Bid Inc. has a 34% interest in, pending the finalization of the shareholders agreement.

NOTE 4 - SEGMENT INFORMATION

The tables below present revenues and earnings before income tax (EBT), and total assets for reported segments for the three and nine months ended June 30, 2004. There was one segment for June 30, 2003, which was foreign only:

                                            THREE MONTHS
                                        ENDED June 30, 2004
                --------------- --------------- --------------- ---------------
                        U S          Foreign     Inter segment        Total
                --------------- --------------- --------------- ---------------


Revenue            $    330,191    $    351,895    $   (197,858)   $    484,228
EBT                      95,763        (164,004)          2,142         (66,098)
Total assets          1,528,042         801,236      (1,258,309)      1,070,970


                                             NINE MONTHS
                                        ENDED JUNE 30, 2004
                --------------- --------------- --------------- ---------------
                        U S          Foreign     Inter segment        Total
                --------------- --------------- --------------- ---------------


Revenue            $  1,209,990    $    953,833    $   (597,862)   $  1,565,961
EBT                     535,743        (600,653)          2,142         (62,768)
Total assets          1,528,042         801,237      (1,258,309)      1,070,970


Specific items included in segment EBT for the three and nine months ended June 30, 2004 were as follows:

                                --------------- --------------- ---------------
                                        U S           Foreign          Total
                                --------------- --------------- ---------------

Revenues from external customers   $    330,191    $    150,348    $    480,539

Intersegment revenues                         -         197,858         197,858

Wage program revenues                         -           3,689           3,689

Interest income                               -               -               -

Interest expense                             57             438             495




                                --------------- --------------- ---------------
                                         U S          Foreign          Total
                                --------------- --------------- ---------------

Revenues from external customers   $  1,209,990    $    334,736    $  1,545,892

Intersegment revenues                         -         597,862         597,862

Wage program revenues                         -          19,070          19,070

Interest income                               -           1,000           1,000

Interest expense                             57          20,714          20,771

Segment assets of US (LGC) include accounts receivable, goodwill relating to the purchase of customer contracts from its parent and cash in bank. Foreign segment assets (WWFEA) include accounts receivable, equipment and leasehold improvements, patent costs, and cash. Segment revenues include an intercompany management fee of $200,000 per quarter.

Significant Customers

Customers whose sales were more than 10% of total sales for the three and nine months ended June 30, 2004 and 2003 follows:

                                       Three Months     Nine Months
                                      June 30, 2003   June 30, 2003
                                      -------------   -------------
                         Customer A          0%              4%
                         Customer B         36%              49%

                                       Three Months     Nine Months
                                      June 30, 2004   June 30, 2004
                                      -------------   -------------
                         Customer A         81%             30%
                         Customer B          4%             36%

NOTE 5 - PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF REPORTED NET INCOME

Fiscal Year Ended September 30, 2003

The Company's legal subsidiary, Worldwide Farm Equipment Auctions.com Ltd. and subsidiary originally reported a loss before income tax benefit for the fiscal year ended September 30, 2003 of $170,708, an income tax benefit of $362,775, and net income of $192,067.

The recorded income tax benefit and related deferred tax assets were based on Canadian non-capital losses, Research and Development tax credits and expenditure pool. Under Canadian generally accepted accounting principles such tax benefits may be recognized if the Company has the ability to utilize such benefits in the future. Additional pretax operating losses were incurred during the six months ended March 31, 2004, in Canada, resulting in the recognition of additional income tax benefits and related deferred tax assets including an increase in the tax rate from 21% to 43% for certain benefits,based on the Company's change from being a private Company to a public Company.

Under US generally accepted accounting principles, a valuation allowance is required to be provided to offset any such tax benefits to the extent such tax benefits are more likely to not be utilized during the carry-forward period based on all of the available evidence. Since US generally accepted accounting principles is applicable to the Company's financial statements, rather than Canadian generally accepted accounting principles, the recorded tax benefit for all periods in which they were reported are eliminated resulting in a substantial reduction in net income, an increase in the deficit in retained earnings and a reduction in earnings per share as follows:

CONSOLIDATED RESULTS OF OPERATIONS
                                              Fiscal Year Ended
                                              September 30, 2003
                                      -----------------------------
                                         Originally
                                           Reported        Restated
                                      -------------   -------------
Income (los) before income taxes        $  (170,708)    $  (170,708)

Income taxes (benefit)                     (362,775)              -
                                      -------------   -------------
Net income (loss)                       $   192,067     $  (170,708)
                                      =============   =============
Net income (loss) per share                   $0.01          ($0.01)
                                      -------------   -------------

Weighted average shares outstanding      12,824,060      12,824,060
                                      -------------   -------------

                                               Quarter Ended
                                      -----------------------------
                                              December 31, 2003
                                      -----------------------------
                                         Originally
                                          Reported         Restated
                                      -------------   -------------
Income (los) before income taxes        $   169,644     $   169,644

Income taxes (benefit)                     (231,938)        141,814
                                      -------------   -------------
Net income (loss)                       $   401,582     $    27,830
                                      =============   =============
Net income (loss) per share                   $0.03           $0.00
                                      -------------   -------------

Weighted average shares outstanding      14,918,120      14,918,120
                                      -------------   -------------

                                            Six Months Ended
                                     ------------------------------
                                              March 31, 2004
                                      -----------------------------
                                         Originally
                                           Reported        Restated
                                      -------------   -------------
Income (los) before income taxes        $     7,292     $     7,292

Income taxes (benefit)                     (296,190)        141,946
                                      -------------   -------------
Net income (loss)                       $   303,482     $  (134,654)
                                      =============   =============
Net income (loss) per share                   $0.02          $(0.01)
                                      -------------   -------------

Weighted average shares outstanding      17,014,296      17,014,296
                                      -------------   -------------

CONSOLIDATED RETAINED EARNINGS (DEFICIT)
                                         Originally
                                           Reported        Restated
                                      -------------   -------------
      September 30, 2003                $  (576,867)    $  (939,642)
  Net income (loss) six months
     ended March 31, 2004                   303,482        (134,654)
                                      -------------   -------------

Balance March 31, 2004                  $  (273,385)    $(1,074,296)
                                      =============   =============
NOTE 6 - JOINT VENTURE

On April 5, 2004, the Company formed a joint venture with a group, which includes the legal counsel and a shareholder of the company. The Company's initial interest in the joint venture is 50%, which requires no capital contribution. The joint venture will be the exclusive licensee of the Company's software and trademark rights for use in connection with sports media distribution and broadcasting.

NOTE 7 - SETTLEMENT OF LITIGATION

A claim had been made against the Company by a former employee alleging the Company owed the claimant 37,500 shares of Class A common stock for services performed. This claim has since been settled without any financial impact on the Company.


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

Our recent dramatic increase in revenue is due to the acceptance of our Live Global Bid 1.1 Software and the completion of significant contracts with Manheim Interactive, ADESA Canada and ADESA USA who are the leading auction houses in North America. Our business model for most customers is to be compensated on a "per tick" or continuous revenue stream based on the number of vehicles being posted in auctions that use our software and further revenues for vehicles sold to internet buyers. Our existing clients are continuing to add our software to additional auction lanes in their companies. With each additional customer lanes, our revenues will increase with little increase in our related costs. From the existing products we have and the continued market acceptance and adoption of these products, we expect revenues and profits to continue to increase for the foreseeable future.

Live Global Bid Inc. is continuing to attract and to serve new customers. During the second quarter of the last fiscal year an agreement was reached with an industry consortium which promises to bring 80 to 130 more customers in "Tier 2" auctions to LGB over the next 24 months. We have sold a system to a significant industry player in Australia that has held auctions in Australia with positive results. We are expecting significant revenues from this source in the future. We now dominate the North American auto auction market and are looking to the salvage market for future sales. We are in serious negotiations with a major player in that market. We have also made efforts to market our products in Europe and as our existing clients expand their products to Europe we expect
that  their   competitors  will  be  motivated  to  use  our  software  to  stay competitive.

We have spent approximately $ 80,000 on research and development in the first and second quarter on new software products including the "Run Maker" which will assist existing and new users of our Live Global Bid software in recording and describing the "run" of vehicles in lots that make up existing auctions. We anticipate a significant new stream of revenue when this product is introduced in the 4th quarter. We are also pursuing joint ventures with major players in the automotive information business. Such venture would aid our Runmaker product in adding a substantial database and also source new revenue streams for information now generated through our business as we now have approximately 250,000 cars running through our auctions per month which represents 500 to 600 million dollars in transaction per month. This information is much sought after by industry publications and we now can offer a very cost effective and timely manner of collecting this information.

In the mid term (over the next 24-36 months) we also plan to pursue auction houses in non English speaking countries such as those in Latin America and Asia, as well as pursuing the art and antique business.

Results of Operations

Quarter Ended June 30, 2004 as compared to quarter ended June 30, 2003.

Total revenues for the quarter ended June 30, 2004 were $ 484,228 as compared to $ 299,254 for the same period in fiscal 2003, an increase of 62%. Our software licensing fees during the quarter ended June 30, 2004 decreased by 88% to $27,308 from $230,168 for the same period in fiscal 2003. This decrease is largely caused by management's preference for software commission revenue structures within customer contracts. This adjustment to new contracts is evident as software commissions increased in the quarter ended June 30, 2004 to $327,360 from $17,531 for the same period in fiscal 2003.

Software licensing, commission and other costs for the quarter ended June 30, 2004 increased to $301,550 from $72,450 for the same period in fiscal 2003, due to added technical and support requirements as a result of increasing customer volume.

The net loss increased from $21,603 for the quarter ended June 30, 2003 to a loss of $66,098 in the current quarter. The increase in the loss is due to increasing staff requirements consistent with a growing customer base, plus depreciation and amortization, not previously applicable.

Nine Months Ended June 30, 2004 as compared to Nine Months Ended June 30, 2003.

For the nine months ended June 30, 2004, total revenues increased by 99% to $1,565,961 from $788,774 in fiscal year 2003. The increase is due to the installation of new software systems and the signing of new contracts resulting in increasing commission revenues.

Software licensing costs increased by 234% to $636,875 for the nine months ended June 30, 2004 from the same period in fiscal year 2003. The increase in software licensing costs is due primarily to greater server, technical support and installation costs associated with an increased volume of customers.

Selling, general and administrative expenses increased by 56% for the nine months ended June 30, 2004 to $885,396 from $578,397 for the same period in fiscal year 2003. The increase is due primarily to the addition of staff members, and increasing marketing and professional services expenses.

Research and development costs of $79,612 were incurred in the nine month period ended June 30, 2004 to prepare and test the Runmaker product for our existing and future customers.

Interest expense was $20,771 for the nine months ended June 30, 2004 from $2,027 for the same period in fiscal year 2003, primarily for the final payment of interest on shareholder loans.

Financial Condition, Liquidity and Capital Resources

At June 30, 2004, we had $591,076 in cash. The increase in cash is primarily due to proceeds received in the completion of the private placement for 1,000,000 shares, which was completed in April of the current fiscal year.

Approximately $350,000 of the private placement funds were used to complete the renovation of the Moose Jaw office, research and development, advances made to a joint venture company and for working capital. We intend to utilize the funds from our private placement for further research and development and operating expenses required to test and market products that are complimentary to our current technology. The remaining funds will be used for strategic acquisitions that may or may not materialize.

We anticipate that our cash flow from operations and available cash will be sufficient to meet our anticipated financial needs for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common Stock. Additional sources of financing may not be available on acceptable terms, if at all.

Our primary resource commitments at June 30, 2004 consist of long term debt and operating lease commitments, primarily for computer equipment, vehicles and our corporate office facilities.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. Such investments would be subject to our obtaining financing through issuance of debt or other securities, which may be dilutive to stockholders.

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

Date: August 5, 2004

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

Date: August 5, 2004

By:  /s/ Barry White
--------------------------
Barry White CEO & CFO

                                  EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of LIVE GLOBAL BID, INC. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 5, 2004

By:  /s/ Barry White
--------------------------
Barry White CEO & CFO